Form 10-K
period 2006-12-31
STRATS(SM) TRUST FOR DOMINION RESOURCES, INC. SECURITIES, SERIES 2005-6
filed 2007-03-30
CIK 1343491

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                     ----

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2006

                                      or

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________ to ________

               Commission File Numbers: 333-111858-18, 001-32680

                    Synthetic Fixed-Income Securities, Inc.

                                 on behalf of:

           STRATS(SM) Trust For Dominion Resources, Inc. Securities,
                                Series 2005-6
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                  52-2316339
------------------------------------------------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)


 301 South College, Charlotte, North Carolina                   28288
------------------------------------------------------------------------------
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code: (704) 383-7727

Securities registered pursuant to Section 12(b) of the Act:

Title of each class           Name of Registered exchange on which registered
-------------------           -----------------------------------------------

STRATS(SM) Certificates,      New York Stock Exchange ("NYSE")
Series 2005-6

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes |_|  No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes |_|  No |X|

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|  No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Not applicable.

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer or a non-accelerated filer. See the definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer |_|  Accelerated filer |_|  Non- accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes |_|  No |X|

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

                               Introductory Note

Synthetic Fixed-Income Securities, Inc. (the "Depositor") is the Depositor in respect of the STRATS(SM) Trust For Dominion Resources, Inc. Securities, Series 2005-6 (the "Trust"), a common law trust formed pursuant to the Base Trust Agreement, dated as of September 26, 2003, between the Depositor and U.S. Bank Trust National Association, as trustee (the "Trustee"), as supplemented by the STRATS(SM) Certificates Series Supplement 2005-6 (the "Series Supplement") dated as of November 15, 2004 in respect of the Trust. The Trust's assets consist solely of notes issued by Dominion Resources, Inc.. The Certificates do not represent obligations of or interests in the Depositor or the Trustee.

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

            1. Trustee's Distribution Statements documented on Form 8-K of STRATS(SM) Trust For Dominion Resources, Inc. Securities, Series 2005-6 to the certificateholders for the period from January 1, 2006 through and including December 31, 2006 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

------------------------------------------ --------------------- ---------------
             Trust Description              Distribution Date        Filed on
------------------------------------------ --------------------- ---------------
STRATS(SM) Trust For Dominion Resources,        01-15-2006          01-25-2006
Inc. Securities, Series 2005-6                  02-15-2006          02-23-2006
                                                03-15-2006          03-29-2006
                                                04-15-2006          04-28-2006
                                                05-15-2006          05-24-2006
                                                06-15-2006          06-20-2006
                                                07-15-2006          07-21-2006
                                                08-15-2006          08-21-2006
                                                09-15-2006          09-28-2006
                                                10-15-2006          10-23-2006
                                                11-15-2006          11-20-2006
                                                12-15-2006          12-22-2006
------------------------------------------ --------------------- ---------------

            2.    None

            3.    Exhibits:

                  31.1 - Certification by Director of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  99.1 - Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  99.2 - Report of Aston Bell, CPA.

                  99.3 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.4 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.5 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.6 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.7 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.8 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.9 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.10 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.11 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.12 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.13 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.14 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.

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


                                      Synthetic Fixed-Income Securities, Inc., as Depositor for the Trust


                                      By:   /s/ Jimmy Whang
                                            -----------------------------------
                                      Name:  Jimmy Whang
                                      Title: Director


Dated:  March 30, 2007

                                 EXHIBIT INDEX

------------------- ---------------------------------------------------- ----------------
 Reference Number                 Description of Exhibits                Exhibit Number
 per Item 601 of                                                             in this
  Regulation SK                                                             Form 10-K
------------------- ---------------------------------------------------- ----------------
                    Certification by Director of the Registrant
      (31.1)        pursuant to 15 U.S.C. Section 7241, as adopted            31.1
                    pursuant to Section 302 of the Sarbanes-Oxley Act
                    of 2002.
------------------- ---------------------------------------------------- ----------------
                    Annual Compliance Report by Trustee pursuant to 15
      (99.1)        U.S.C. Section 7241, as adopted pursuant to               99.1
                    Section 302 of the Sarbanes-Oxley Act of 2002.
------------------- ---------------------------------------------------- ----------------
      (99.2)        Report of Aston Bell, CPA.                                99.2
------------------- ---------------------------------------------------- ----------------
                    Registrant's Current Report on Form 8-K filed with
      (99.3)        the Securities and Exchange Commission on January        (99.3)
                    25, 2006, as further described in Item 15(a)(1)
                    above, is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
                    Registrant's Current Report on Form 8-K filed with
                    the Securities and Exchange Commission on February
      (99.4)        23, 2006, as further described in Item 15(a)(1)          (99.4)
                    above, is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
                    Registrant's Current Report on Form 8-K filed with
                    the Securities and Exchange Commission on March
      (99.5)        29, 2006, as further described in Item 15(a)(1)          (99.5)
                    above, is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
                    Registrant's Current Report on Form 8-K filed with
                    the Securities and Exchange Commission on April
      (99.6)        28, 2006, as further described in Item 15(a)(1)          (99.6)
                    above, is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
                    Registrant's Current Report on Form 8-K filed with
                    the Securities and Exchange Commission on May 24,
      (99.7)        2006, as further described in Item 15(a)(1) above,       (99.7)
                    is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
                    Registrant's Current Report on Form 8-K filed with
                    the Securities and Exchange Commission on June 20,
      (99.8)        2006, as further described in Item 15(a)(1) above,       (99.8)
                    is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
                    Registrant's Current Report on Form 8-K filed with
                    the Securities and Exchange Commission on July 21,
      (99.9)        2006, as further described in Item 15(a)(1) above,       (99.9)
                    is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
      (99.10)       Registrant's Current Report on Form 8-K filed            (99.10)
------------------- ---------------------------------------------------- ----------------




------------------- ---------------------------------------------------- ----------------
                    with the Securities and Exchange Commission on
                    August 21, 2006, as further described in Item
                    15(a)(1)above, is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
                    Registrant's Current Report on Form 8-K filed with
                    the Securities and Exchange Commission on
     (99.11)        September 28, 2006, as further described in Item         (99.11)
                    15(a)(1) above, is incorporated herein by
                    reference.
------------------- ---------------------------------------------------- ----------------
                    Registrant's Current Report on Form 8-K filed with
                    the Securities and Exchange Commission on October
     (99.12)        23, 2006, as further described in Item 15(a)(1)          (99.12)
                    above, is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
                    Registrant's Current Report on Form 8-K filed with
                    the Securities and Exchange Commission on November
     (99.13)        20, 2006, as further described in Item 15(a)(1)          (99.13)
                    above, is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
                    Registrant's Current Report on Form 8-K filed with
                    the Securities and Exchange Commission on December
     (99.14)        22, 2006, as further described in Item 15(a)(1)          (99.14)
                    above, is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------