Form 10-K
period 2007-12-31
STRATS(SM) TRUST FOR DOMINION RESOURCES, INC. SECURITIES, SERIES 2005-6
filed 2008-03-28
CIK 1343491

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

     For the fiscal year ended December 31, 2007

                                      or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

               Commission File Numbers: 333-111858-18, 001-32680

                    Synthetic Fixed-Income Securities, Inc.

                                 on behalf of:

    STRATS(SM) Trust For Dominion Resources, Inc. Securities, Series 2005-6
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                     Delaware                                 52-2316339
------------------------------------------------------------------------------
   (State or other jurisdiction of incorporation           (I.R.S. Employer
                 or organization)                         Identification No.)


     301 South College, Charlotte, North Carolina                 28288
------------------------------------------------------------------------------
      (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (704) 383-7727

Securities registered pursuant to Section 12(b) of the Act:

                                              Name of Registered exchange
Title of each class                           on which registered
-------------------                           --------------------------------

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

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer or a non-accelerated filer. See the definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

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



                                    PART I

Item 1. Business.
----------------

         Not Applicable

Item 1A. Risk Factors.
---------------------

         Not Applicable

Item 1B. Unresolved Staff Comments.
----------------------------------

         Not Applicable

Item 2. Properties.
------------------

         Not Applicable

Item 3. Legal Proceedings.
-------------------------

         None

Item 4. Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

         None


                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and
------------------------------------------------------------------------------
Issuer Purchases of Equity Securities.
-------------------------------------

         The Certificates representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of "Cede & Co.", the nominee of The Depository Trust Company. The Certificates are listed on the NYSE.

Item 6. Selected Financial Data.
-------------------------------

         Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations.
---------------------

         Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
-------------------------------------------------------------------

         Not Applicable

Item 8. Financial Statements and Supplementary Data.
---------------------------------------------------

         Not Applicable

Item 9. Changes in and Disagreements With Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure.
--------------------

         None

Item 9A.  Controls and Procedures.
---------------------------------

         Not Applicable

Item 9B. Other Information.
--------------------------

         None


                                   PART III

Item 10. Directors and Executive Officers of the Registrant.
-----------------------------------------------------------

         Not Applicable

Item 11. Executive Compensation.
-------------------------------

         Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and
---------------------------------------------------------------------------
Related Stock Matters.
---------------------

         Not Applicable

Item 13. Certain Relationships and Related Transactions.
-------------------------------------------------------

         None

Item 14. Principal Accounting Fees and Services.
-----------------------------------------------

         Not Applicable


                                    PART IV

Item 15. Exhibits, Financial Statement Schedules.
------------------------------------------------

         (a)  The following documents have been filed as part of this report.

              1. Trustee's Distribution Statements documented on Form 8-K of STRATS(SM) Trust For Dominion Resources, Inc. Securities, Series 2005-6 to the certificateholders for the period from January 1, 2007 through and including December 31, 2007 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

--------------------------------------------------------------------------------
               Trust Description                 Distribution Date     Filed on
--------------------------------------------------------------------------------
STRATS(SM) Trust For Dominion Resources, Inc.        01-16-2007       01-29-2007
Securities, Series 2005-6                            02-15-2007       02-23-2007
                                                     03-15-2007       03-29-2007
                                                     04-16-2007       04-20-2007
                                                     05-15-2007       05-25-2007
                                                     06-15-2007       06-21-2007
                                                     07-15-2007       07-20-2007
                                                     08-15-2007       08-23-2007
                                                     09-17-2007       09-25-2007
                                                     10-15-2007       10-19-2007
                                                     11-15-2007       11-21-2007
                                                     12-17-2007       12-28-2007
--------------------------------------------------------------------------------

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

                   99.1 - Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                   99.2 - Report of Aston Bell, CPA.

                   99.3 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                   99.4 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                   99.5 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                   99.6 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                   99.7 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                   99.8 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                   99.9 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                   99.10 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                   99.11 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                   99.12 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                   99.13 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                   99.14 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

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

                                     Synthetic Fixed-Income Securities, Inc., as Depositor for the Trust




                                     By:   /s/ Jimmy Whang
                                           ------------------------------------
                                     Name:   Jimmy Whang
                                     Title:  Director


Dated:  March 28, 2008

                                 EXHIBIT INDEX

-------------------------------------------------------------------------------
 Reference Number                                              Exhibit Number
 per Item 601 of           Description of Exhibits                 in this
  Regulation SK                                                   Form 10-K
-------------------------------------------------------------------------------
                    Certification by Director of the
                    Registrant pursuant to 15 U.S.C.
      (31.1)        Section 7241, as adopted pursuant to             31.1
                    Section 302 of the Sarbanes-Oxley Act
                    of 2002.
-------------------------------------------------------------------------------
                    Annual Compliance Report by Trustee
      (99.1)        pursuant to 15 U.S.C. Section 7241, as           99.1
                    adopted pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002.
-------------------------------------------------------------------------------
      (99.2)        Report of Aston Bell, CPA.                       99.2
-------------------------------------------------------------------------------
                    Registrant's Current Report on Form 8-K
                    filed with the Securities and Exchange
      (99.3)        Commission on January 29, 2007, as further      (99.3)
                    described in Item 15(a)(1) above, is
                    incorporated herein by reference.
-------------------------------------------------------------------------------
                    Registrant's Current Report on Form 8-K
                    filed with the Securities and Exchange
      (99.4)        Commission on February 23, 2007, as further      (99.4)
                    described in Item 15(a)(1) above, is
                    incorporated herein by reference.
-------------------------------------------------------------------------------
                    Registrant's Current Report on Form 8-K
                    filed with the Securities and Exchange
      (99.5)        Commission on March 29, 2007, as further         (99.5)
                    described in Item 15(a)(1) above, is
                    incorporated herein by reference.
-------------------------------------------------------------------------------
                    Registrant's Current Report on Form 8-K
                    filed with the Securities and Exchange
      (99.6)        Commission on April 20, 2007, as further         (99.6)
                    described in Item 15(a)(1) above, is
                    incorporated herein by reference.
-------------------------------------------------------------------------------
                    Registrant's Current Report on Form 8-K
                    filed with the Securities and Exchange
      (99.7)        Commission on May 25, 2007, as further           (99.7)
                    described in Item 15(a)(1) above, is
                    incorporated herein by reference.
-------------------------------------------------------------------------------
                    Registrant's Current Report on Form 8-K
                    filed with the Securities and Exchange
      (99.8)        Commission on June 21, 2007, as further          (99.8)
                    described in Item 15(a)(1) above, is
                    incorporated herein by reference.
-------------------------------------------------------------------------------
                    Registrant's Current Report on Form 8-K
                    filed with the Securities and Exchange
      (99.9)        Commission on July 20, 2007, as further          (99.9)
                    described in Item 15(a)(1) above, is
                    incorporated herein by reference.
-------------------------------------------------------------------------------
     (99.10)        Registrant's Current Report on Form 8-K          (99.10)
                    filed
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                    with the Securities and Exchange Commission
                    on August 23, 2007, as further described in
                    Item 15(a)(1) above, is incorporated herein
                    by reference.
-------------------------------------------------------------------------------
                    Registrant's Current Report on Form 8-K
                    filed with the Securities and Exchange
     (99.11)        Commission on September 25, 2007, as further     (99.11)
                    described in Item 15(a)(1) above, is
                    incorporated herein by reference.
-------------------------------------------------------------------------------
                    Registrant's Current Report on Form 8-K
                    filed with the Securities and Exchange
     (99.12)        Commission on October 19, 2007, as further       (99.12)
                    described in Item 15(a)(1) above, is
                    incorporated herein by reference.
-------------------------------------------------------------------------------
                    Registrant's Current Report on Form 8-K
                    filed with the Securities and Exchange
     (99.13)        Commission on November 21, 2007, as further      (99.13)
                    described in Item 15(a)(1) above, is
                    incorporated herein by reference.
-------------------------------------------------------------------------------
                    Registrant's Current Report on Form 8-K
                    filed with the Securities and Exchange
     (99.14)        Commission on December 28, 2007, as further      (99.14)
                    described in Item 15(a)(1) above, is
                    incorporated herein by reference.
-------------------------------------------------------------------------------